Form 10-Q
period 2026-03-31
21Shares Sui ETF
filed 2026-05-15
CIK 2061626

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2026

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from___________ to____________

Commission File Number 001-43145

21Shares Sui ETF

(Exact Name of Registrant as Specified in Its Charter)

Delaware	33-6749416
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

158 W. 27th Street

New York, New York 10001

(646) 370-6016

(Address, including zip code, and telephone number, including area code, of registrant’s primary executive offices)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Trading Symbol(s)	Name of each exchange on which registered:
Shares of Beneficial Interest of 21Shares Sui ETF	TSUI	The Nasdaq Stock Market LLC

Securities registered or to be registered pursuant to Section 12(g) of the Act: None.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☒ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☐	Accelerated Filer	☐

Non-Accelerated Filer	☒	Smaller Reporting Company	☒

Emerging Growth Company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided in Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.).  ☐ Yes ☒ No

The registrant had 790,000 outstanding shares as of May 11, 2026.

STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This quarterly report on Form 10-Q includes “forward-looking statements” that generally relate to future events or future performance. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expect,” “intend,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential” or the negative of these terms or other comparable terminology. All statements (other than statements of historical fact) included in this report that address activities, events or developments that will or may occur in the future, including such matters as movements in the digital asset markets and indexes that track such movements, the operations of 21Shares Sui ETF (the “Trust”), the plans of 21Shares US LLC (the “Sponsor”), as the sponsor of the Trust, and references to the Trust’s future success and other similar matters, are forward-looking statements. These statements are only predictions. Actual events or results may differ materially. These statements are based upon certain assumptions and analyses the Sponsor has made based on its perception of historical trends, current conditions and expected future developments, as well as other factors appropriate in the circumstances.

Whether or not actual results and developments will conform to the Sponsor’s expectations and predictions, however, is subject to a number of risks and uncertainties, including the special considerations discussed in this report, general economic, market and business conditions, changes in laws or regulations, including those concerning taxes, made by governmental authorities or regulatory bodies, and other world economic and political developments. Consequently, all the forward-looking statements made in this report are qualified by these cautionary statements, and there can be no assurance that actual results or developments the Sponsor anticipates to occur will be realized or, even if substantially realized, that they will result in the expected consequences to, or have the expected effects on, the Trust’s operations or the value of its common shares of beneficial interest (the “Shares”).

Should one or more of these risks discussed in “Risk Factors” or other uncertainties materialize, or should underlying assumptions prove incorrect, actual outcomes may vary materially from those described in forward-looking statements. Forward-looking statements are made based on the Sponsor’s beliefs, estimates and opinions on the date the statements are made, and neither the Trust nor the Sponsor is under a duty or undertakes an obligation to update forward-looking statements if these beliefs, estimates and opinions or other circumstances should change, other than as required by applicable laws. Moreover, neither the Trust, the Sponsor, nor any other person assumes responsibility for the accuracy and completeness of any of these forward-looking statements. Investors are therefore cautioned against placing undue reliance on forward-looking statements.

Emerging Growth Company

The Trust is an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). For as long as the Trust is an emerging growth company, unlike other public companies, it will not be required to, among other things: (i) provide an auditor’s attestation report on management’s assessment of the effectiveness of our system of internal control over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act of 2002; or (ii) comply with any new audit rules adopted by the Public Company Accounting Oversight Board after April 5, 2012, unless the U.S. Securities and Exchange Commission (“SEC”) determines otherwise.

The Trust will cease to be an “emerging growth company” upon the earliest of (i) it having the last day of the fiscal year during which the Trust has a total of $1.235 billion or more in annual gross revenues, (ii) the date on which the Trust is deemed to be a “large accelerated filer” (i.e., an issuer that (1) has more than $700 million in outstanding equity held by non-affiliates and (2) has been subject to the reporting requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) for at least 12 calendar months and has filed at least one annual report on Form 10-K), (iii) it issuing more than $1.0 billion of non-convertible debt over a three-year period or (iv) the last day of the fiscal year following the fifth anniversary of its initial public offering.

In addition, Section 107 of the JOBS Act also provides that an emerging growth company can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act of 1933, as amended (the “Securities Act”), for complying with new or revised accounting standards. In other words, an emerging growth company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. The Trust intends to take advantage of the benefits of the extended transition period.

21Shares Sui ETF

Table of Contents

Page
Part I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)	1
Statement of Assets and Liabilities at March 31, 2026 (Unaudited)	1
Schedule of Investment at March 31, 2026 (Unaudited)	2
Statements of Operations for the three months ended March 31, 2026 (Unaudited) and the period from November 18, 2025 (date of initial seeding) through March 31, 2026 (Unaudited)	3
Statements of Changes in Net Assets for the three months ended March 31, 2026 (Unaudited) and the period from November 18, 2025 (date of initial seeding) through March 31, 2026 (Unaudited)	4
Notes to Unaudited Financial Statements	5
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	13
Item 3. Quantitative and Qualitative Disclosures About Market Risk	16
Item 4. Controls and Procedures	16

Part II. OTHER INFORMATION

Item 1. Legal Proceedings	17
Item 1A. Risk Factors	17
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	18
Item 3. Defaults Upon Senior Securities	18
Item 4. Mine Safety Disclosures	18
Item 5. Other Information	19
Item 6. Exhibits	19
Signatures	20

i

PART I – FINANCIAL INFORMATION:

Item 1. Financial Statements (Unaudited)

21SHARES SUI ETF

STATEMENT OF ASSETS AND LIABILITIES

	March 31, 2026
	(Unaudited)*
Assets
Investment in SUI, at fair value (cost $23,458,081)	$15,093,069
Total assets	15,093,069

Liabilities
Sponsor Fee payable	625
Total liabilities	625

Commitments and contingent liabilities (Note 8)
Net assets	$15,092,444

Net assets consists of
Paid-in-capital	$23,705,212
Accumulated earnings (loss)	(8,612,768)
	$15,092,444

Shares issued and outstanding, no par value, unlimited amount authorized	860,000	#
Net asset value per share	$17.55

*	No comparative statement has been provided as this is the first fiscal year of the Trust’s operations.

#	On February 22, 2026, there was a 2-for-1 reverse share split – See Note 1. Historical shares outstanding and net asset value per share have been adjusted to reflect the 2-for-1 reverse share split on a retroactive basis.

The accompanying notes are an integral part of the financial statements.

21SHARES SUI ETF

SCHEDULE OF INVESTMENT

March 31, 2026 (Unaudited)*

	Quantity of SUI	Cost	Fair Value	% of Net Assets
Investment in SUI**	17,213,810.1127	$23,458,081	$15,093,069	100.00%
Total investments	17,213,810.1127	$23,458,081	$15,093,069	100.00%
Liabilities in excess of other assets			(625)	(0.00)%
Net assets			$15,092,444	100.00%

*	No comparative statement has been provided as this is the first fiscal year of the Trust’s operations.
**	97.69% of SUI held was staked as of March 31, 2026 – See Note 2.

The accompanying notes are an integral part of the financial statements.

21SHARES SUI ETF

STATEMENTS OF OPERATIONS

	Three Months Ended March 31, 2026*	November 18, 2025 (date of initial seeding) through March 31, 2026*
	(Unaudited)	(Unaudited)
Investment income
Staking Rewards	$22,491	$22,491
Total income	22,491	22,491

Expenses
Sponsor Fee	4,070	4,070
Staking Fee	5,623	5,623
Total expenses	9,693	9,693
Net investment income	12,798	12,798

Realized and change in unrealized gain (loss)
Net realized gain on in-kind liabilities paid	59	59
Net realized loss on investment in SUI sold to pay Sponsor Fee	(1,814)	(1,814)
Net realized loss on investment in SUI sold for redemptions	(259,094)	(259,094)
Net change in unrealized appreciation on Sponsor Fee payable	295	295
Net change in unrealized depreciation on investment in SUI	(5,423,352)	(8,365,012)
Net realized and change in unrealized loss	(5,683,906)	(8,625,566)
Net decrease in net assets resulting from operations	$(5,671,108)	$(8,612,768)

*	No comparative statement has been provided as this is the first fiscal year of the Trust’s operations.

The accompanying notes are an integral part of the financial statements.

21SHARES SUI ETF

STATEMENTS OF CHANGES IN NET ASSETS

	Three Months Ended March 31, 2026*	November 18, 2025 (date of initial seeding) through March 31, 2026*
	(Unaudited)	(Unaudited)

Net assets, beginning of period	$13,921,170	$–
Contributions for Shares issued	7,234,073	24,096,903
Distributions for Shares redeemed	(391,691)	(391,691)
Net investment income	12,798	12,798
Net realized gain on in-kind liabilities paid	59	59
Net realized loss on investment in SUI sold to pay Sponsor Fee	(1,814)	(1,814)
Net realized loss on investment in SUI sold for redemptions	(259,094)	(259,094)
Net change in unrealized appreciation on Sponsor Fee payable	295	295
Net change in unrealized depreciation on investment in SUI	(5,423,352)	(8,365,012)
Net assets, end of period	$15,092,444	$15,092,444

Shares issued and redeemed
Shares issued	380,000	880,000 #
Shares redeemed	(20,000)#	(20,000)#
Net increase (decrease) in Shares issued	360,000 #	860,000 #

*	No comparative statement has been provided as this is the first fiscal year of the Trust’s operations.

#	On February 22, 2026, there was a 2-for-1 reverse share split – See Note 1. Historical shares outstanding and net asset value per share have been adjusted to reflect the 2-for-1 reverse share split on a retroactive basis.

The accompanying notes are an integral part of the financial statements.

21Shares Sui ETF

Notes to Financial Statements (Unaudited)

1.	Organization

The 21Shares Sui ETF (the “Trust”) is a Delaware statutory trust, formed on January 7, 2025, pursuant to the Delaware Statutory Trust Act (“DSTA”). The Trust was initially registered with the name of Jura Pentium Trust 5. The Trust changed its name from Jura Pentium Trust 5 to 21Shares Sui ETF on April 23, 2025. The Trust operates pursuant to an Amended and Restated Trust Agreement (the “Trust Agreement”). CSC Delaware Trust Company, a Delaware trust company, is the trustee of the Trust (the “Trustee”). The Trust is managed and controlled by 21Shares US LLC (the “Sponsor”). The Sponsor is a limited liability company formed in the state of Delaware on June 16, 2021, and is a wholly owned subsidiary of 21co Holdings Limited. The ultimate parent company of 21co Holdings Limited is FalconX Holdings Limited (“FalconX”). Coinbase Custody Trust Company, LLC (“Coinbase”), Anchorage Digital Bank N.A. (“Anchorage”), and BitGo Bank & Trust, N.A. (“BitGo” and together with Coinbase and Anchorage, as the context may require, the “ SUI Custodians”, “Custodians” and each a “SUI Custodian”) are the custodians for the Trust and hold all of the Trust’s SUI on the Trust’s behalf. The transfer agent (the “Transfer Agent”), the administrator for the Trust (the “Administrator”), and the cash custodian (the “Cash Custodian”), is Bank of New York Mellon. Prior to the Shares being listed on the Exchange, NAV Consulting, Inc. was the administrator of the Trust.

The Trust is an exchange-traded fund that issues shares of beneficial interest (the “Shares”) representing fractional undivided beneficial interests in its net assets that trade on the Nasdaq Stock Market LLC (the “Exchange”). The Shares are listed for trading on the Exchange under the ticker symbol “TSUI”.

The Trust’s investment objective is to seek to track the performance of SUI, as measured by the performance of the CME CF Sui - Dollar Reference Rate—New York Variant (the “Pricing Benchmark”), adjusted for the Trust’s expenses and other liabilities, and to reflect rewards from staking a portion of the Trust’s SUI, to the extent the Sponsor in its sole discretion determines that the Trust may do so without undue legal or regulatory risk, such as, without limitation, the risk of jeopardizing the Trust’s ability to qualify as a grantor trust for tax purposes. CF Benchmarks Ltd. is the administrator for the Pricing Benchmark (the “Pricing Benchmark Provider”). The Pricing Benchmark is designed to track the performance of SUI in U.S. dollars. In seeking to achieve its investment objective, the Trust holds SUI and values its Shares daily as of 4:00 p.m. ET based on the Pricing Benchmark.

The Trust is an “emerging growth company” as that term is used in the Securities Act, and, as such, the Trust may elect to comply with certain reduced public company reporting requirements.

Pursuant to a subscription agreement, on November 18, 2025, the Sui Foundation, a Cayman Islands foundation company, purchased from the Trust 1,000,000 Shares for an aggregate purchase price of 10,000,000 SUI tokens.

On February 22, 2026, the Sponsor approved a two (2) -for- one (1) reverse share split (the “Share Split”) of all of the Trust’s outstanding Shares. In connection with the Share Split, every two Shares that were held by the Trust’s beneficial owners were automatically converted into one Share.

On February 23, 2026, the Sponsor, in its capacity as seed capital investor (the “Seed Capital Investor”), subject to conditions, purchased 20,000 Shares (the “Initial Seed Creation Baskets”) at a per-Share price of $17.43. Total proceeds to the Trust from the sale of the Initial Seed Creation Baskets were $348,574. Delivery of the Initial Seed Creation Baskets was made on February 24, 2026. These Initial Seed Creation Baskets were redeemed for cash on March 4, 2026.

The statement of assets and liabilities and schedule of investment on March 31, 2026, and the statements of operations and changes in net assets for the three months ended March 31, 2026 and for the period from November 18, 2025 (date of initial seeding) through March 31, 2026, have been prepared on behalf of the Trust and are unaudited. In the opinion of management of the Sponsor of the Trust, all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position and results of operations for the three months ended March 31, 2026 and for the period from November 18, 2025 (date of initial seeding) through March 31, 2026, and for all interim periods presented have been made. In addition, interim period results are not necessarily indicative of results for a full-year period.

The fiscal year-end of the Trust is September 30th.

2.	Significant Accounting Policies

Basis of Accounting

The financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP” or “GAAP”). The Trust qualifies as an investment company solely for accounting purposes and not for any other purpose and follows the accounting and reporting guidance under the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 946, Financial Services - Investment Companies, but is not registered, and is not required to be registered, as an investment company under the Investment Company Act of 1940, as amended (the “1940 Act”). The Trust uses fair value as its method of accounting in accordance with its classification as an investment company for accounting purposes.

Accounting Estimates

The preparation of the financial statements in conformity with US GAAP requires the Trust to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ materially from such estimates as additional information becomes available or actual amounts may become determinable. Should actual results differ from those previously recognized, the recorded estimates will be revised accordingly with the impact reflected in the operating results of the Trust in the reporting period in which they become known.

Cash

Cash includes non-interest bearing, non-restricted cash maintained with one financial institution that does not exceed U.S. federally insured limits.

Investment Valuation

US GAAP defines fair value as the price the Trust would receive to sell an asset or pay to transfer a liability in an orderly transaction between market participants at the measurement date. The Trust’s policy is to value investments held at fair value.

The Trust identifies and determines the SUI principal market (or in the absence of a principal market, the most advantageous market) for GAAP purposes consistent with the application of the fair value measurement framework in FASB ASC 820 – Fair Value Measurement. A principal market is the market with the greatest volume and activity level for the asset or liability. The determination of the principal market will be based on the market with the greatest volume and level of activity that can be accessed. The Trust obtains relevant volume and level of activity information and based on initial analysis will select an exchange market as the Trust’s principal market. The net asset value (“NAV”) and NAV per Share will be calculated using the fair value of SUI based on the price provided by this exchange market, as of 4:00 p.m. ET on the measurement date for GAAP purposes. The Trust will update its principal market analysis periodically and as needed to the extent that events have occurred, or activities have changed in a manner that could change the Sponsor’s determination of the Trust’s principal market.

Various inputs are used in determining the fair value of assets and liabilities. Inputs may be based on independent market data (“observable inputs”) or they may be internally developed (“unobservable inputs”). These inputs are categorized into a disclosure hierarchy consisting of three broad levels for financial reporting purposes. The level of a value determined for an asset or liability within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement in its entirety. The three levels of the fair value hierarchy are as follows:

Level 1: Unadjusted quoted prices in active markets for identical assets or liabilities;

Level 2: Inputs other than quoted prices included within Level 1 that are observable for the asset or liability either directly or indirectly, including quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not considered to be active, inputs other than quoted prices that are observable for the asset or liability, and inputs that are derived principally from or corroborated by observable market data by correlation or other means; and

Level 3: Unobservable inputs, including the Trust’s assumptions used in determining the fair value of investments, where there is little or no market activity for the asset or liability at the measurement date.

The following table presents information about the Trust’s assets measured at fair value as of March 31, 2026 (Unaudited):

	Amount at	Fair Value Measurement Using
	Fair Value	Level 1	Level 2	Level 3
March 31, 2026* (Unaudited)
Assets
Investment in SUI	$15,093,069	$15,093,069	$–	$–

*	No comparative statement has been provided as this is the first fiscal year of the Trust’s operations.

The cost basis of the investment in SUI recorded by the Trust for financial reporting purposes is the fair value of SUI at the time of purchase. The cost basis recorded by the Trust may differ from proceeds collected by the Authorized Participant from the sale of the corresponding Shares to investors.

Investment Transactions

The Trust considers investment transactions to be the receipt of SUI for Share creations and the delivery of SUI for Share redemptions or for payment of expenses in SUI. The Trust records its investment transactions on a trade date basis and changes in fair value are reflected as net change in unrealized appreciation or depreciation on investments and the net change in unrealized appreciation or depreciation on Sponsor Fee payable. Realized gains and losses are calculated using the specific identification method. Realized gains and losses are recognized in connection with transactions including redemption of shares and settling obligations for the Sponsor Fee and the in-kind liabilities paid in connection to the Sponsor Fee in SUI.

The Trust earns staking rewards by delegating a portion of its SUI on the Sui Network’s proof-of-stake consensus protocol. The Sponsor has entered into a contractual arrangement with Coinbase Crypto Services, LLC (“Coinbase Crypto” or the “Staking Services Provider”) to facilitate the staking of the Trust’s SUI. Each Staking Services Provider that generates staking rewards is entitled to compensation determined as a portion of the staking rewards, which is generally determined by a low single-digit percentage of the overall rewards amount (the “Staking Provider Consideration”). Staking rewards represent variable consideration based on a variety of factors such as the amount of the SUI holdings the Trust has made available to the network, the staking yield, and other factors, for its contribution to the network. The Trust retains control of its SUI throughout the staking process. The delegation of SUI for staking purposes does not constitute a sale, transfer, or other derecognition event, as control of the SUI is not transferred to the validator or Staking Services Provider. Staking rewards are recorded as staking income recognized at fair value when earned. Because the Trust is not the principal to the block validation service, it does not control the full output of the reward-generating activity, and instead receives net staking rewards, after the Staking Provider Consideration is deducted (“Staking Rewards”). The rewards owed or paid to the Staking Services Provider reduce the amount of staking rewards that are generated from the Trust’s staking activities (“Staking Activities”) that are available in the assets of the Trust. As such, the Trust presents staking rewards on a net basis, reflecting only the portion of protocol rewards to which it is entitled. Staking Rewards are received in general daily at the SUI Custodians’ accounts, as earned. The unbonding period for staked SUI can vary subject to the discretion of the Sponsor’s request to unstake such assets. The Trust’s staked SUI is unable to be moved on the blockchain or traded during this period. Temporary lock-up periods or transfer restrictions from staking could limit the Trust’s ability to meet redemptions. For the period from February 24, 2026 (commencement of investment operations) through March 31, 2026, the Trust staked an average of 68.58% of its SUI holdings on a daily basis. As of March 31, 2026, the Trust had staked 97.69% of its SUI holdings. The staked percentage as of any particular date, including at the end of a reporting period, may differ from the quarterly average.

Distributions to Shareholders

The Trust pays cash distributions to Shareholders at least quarterly. Distributions are funded from staking rewards earned on the Trust's SUI holdings. Staking Rewards are recognized as income by the Trust on a daily basis as they accrue and are reflected in the Trust's NAV prior to distribution.

Distributions to Shareholders are recorded on the ex-dividend date, which also serves as the record date. Shareholders of record as of the ex-dividend date are entitled to receive distributions paid on the applicable payment date. The amount of each distribution is based on the staking rewards actually earned by the Trust during the relevant period, net of the Staking Provider Consideration and the Staking Fee (as defined below). Distributions are reflected as a reduction of net assets as of the ex-dividend date.

The tax character of distributions is determined annually in accordance with U.S. federal income tax principles, which may differ from the treatment of such amounts for GAAP purposes. Any differences between the tax and book distributable amounts are reclassified within the components of net assets at year-end.

Calculation of NAV and NAV per Share

On each day other than when the Exchange is closed for regular trading (a “Business Day”), as soon as practicable after 4:00 p.m. ET, the NAV of the Trust is obtained by subtracting all accrued fees, expenses and other liabilities of the Trust from the fair value of the SUI and other assets held by the Trust based on the Pricing Benchmark price. The Administrator computes the NAV per Share by dividing the NAV of the Trust by the number of Shares outstanding on the date the computation is made.

Federal Income Taxes

The Sponsor and the Trustee will treat the Trust as a “grantor trust” for U.S. federal income tax purposes. As a grantor trust, the Trust can undertake only certain types of activities. For example, generally, the Trust cannot vary its investment portfolio to take advantage of market fluctuations. The Trust may receive income from investment activities that do not require such decision-making. If staking is treated for U.S. federal income tax purposes as a passive ministerial and administrative activity, it should be permissible for the Trust. To that end, on November 10, 2025, the Treasury Department and IRS issued a revenue procedure that provided a safe harbor for trusts that otherwise qualify as investment trusts and as grantor trusts to stake their digital assets without jeopardizing their tax status as investment trusts and grantor trusts for U.S. federal income tax purposes. The revenue procedure provides specific requirements that must be satisfied by a Trust in order to be eligible to rely on the safe harbor. The Trust intends to operate so that it will qualify to be treated for U.S. federal income tax purposes as a grantor trust.

Because the treatment of staking in a grantor trust, including interpretation of the requirements under the safe harbor, is still developing, there remains a risk of adverse regulatory or legal determinations that could affect the tax treatment of the Trust as a grantor trust or affect the Trust’s operations.

Each beneficial owner of Shares will be treated as directly owning its pro rata Share of the Trust’s assets and will be treated as if it directly received a pro rata portion of the Trust’s income, gain, losses and deductions. If the Trust sells SUI (for example, to pay fees or expenses), such a sale is a taxable event to shareholders of the Trust (“Shareholders”). Upon a Shareholder’s sale of its Shares, the Shareholder will be treated as having sold the pro rata share of the SUI held in the Trust at the time of the sale and recognizes gain or loss on such sale. The Sponsor has reviewed the tax positions as of March 31, 2026, and has determined that no provision for income tax is required in the Trust’s financial statements.

Segment Reporting

The Trust operates in one segment. The segment derives its revenues from Trust investments made in accordance with the defined investment strategy of the Trust, as prescribed in the Trust’s prospectus. The Chief Operating Decision Maker (“CODM”) is the Chief Executive Officer of the Sponsor. The CODM monitors the operating results of the Trust. The financial information that the CODM leverages to assess the segment’s performance and to make decisions for the Trust’s single segment is consistent with the financial information that is presented within the Trust’s financial statements. Segment assets are reflected on the accompanying Statement of Assets and Liabilities as Total assets and the only significant segment expenses, the Sponsor Fee and the Staking Fee, are included in the accompanying Statements of Operations.

3.	Fair Value of SUI

The following represents the changes in quantity of SUI and the fair value for the three months ended March 31, 2026 (Unaudited):

	Quantity of SUI	Fair Value
Beginning balance as of January 1, 2026	10,000,000.0000	$13,921,170
SUI purchased for contributions	7,599,747.0973	7,234,073
SUI rewards received (net of Staking Provider Consideration)	23,144.0008	22,491
SUI sold for redemptions	(399,970.4645)	(391,691)
SUI sold to pay expenses	(9,110.5209)	(8,714)
Net realized loss on investment in SUI sold to pay Sponsor Fee	–	(1,814)
Net realized loss on investment in SUI sold for redemptions	–	(259,094)
Change in unrealized depreciation on investment in SUI	–	(5,423,352)
Ending balance as of March 31, 2026*	17,213,810.1127	$15,093,069

The following represents the changes in quantity of SUI and the fair value for the period from November 18, 2025 (date of initial seeding) through March 31, 2026 (Unaudited):

	Quantity of SUI	Fair Value
Beginning balance as of November 18, 2025 (date of initial seeding)	–	$–
SUI purchased for contributions	17,599,747.0973	24,096,903
SUI rewards received (net of Staking Provider Consideration)	23,144.0008	22,491
SUI sold for redemptions	(399,970.4645)	(391,691)
SUI sold to pay expenses	(9,110.5209)	(8,714)
Net realized loss on investment in SUI sold to pay Sponsor Fee	–	(1,814)
Net realized loss on investment in SUI sold for redemptions	–	(259,094)
Change in unrealized depreciation on investment in SUI	–	(8,365,012)
Ending balance as of March 31, 2026*	17,213,810.1127	$15,093,069

*	No comparative information has been provided as this is the first fiscal year of the Trust’s operations.

4.	Trust Expenses

The Trust pays the unitary Sponsor fee of 0.30% of the Trust’s NAV (the “Sponsor Fee”). The Sponsor Fee is paid by the Trust to the Sponsor as compensation for services performed under the Trust Agreement.

The Sponsor Fee accrues daily and is payable in SUI weekly in arrears. The Administrator calculates the Sponsor Fee on a daily basis by applying an annualized rate to the Trust’s NAV and the amount of SUI payable in respect of each daily accrual is determined by reference to the Pricing Benchmark. The Sponsor has agreed to pay all operating expenses (except for litigation expenses and other extraordinary expenses) out of the Sponsor Fee. The Trust incurred Sponsor Fee for the quarter ended March 31, 2026 and for the period from November 18, 2025 (date of initial seeding) through March 31, 2026, of $4,070. The accrued liability as of March 31, 2026, was $625.

As partial consideration for receipt of the Sponsor Fee, the Sponsor shall assume and pay all fees and other expenses incurred by the Trust in the ordinary course of its affairs, excluding taxes, but including (i) the fee payable to the marketing agent for services it provides to the Trust (the “Marketing Fee”), (ii) fees to the Administrator, if any, (iii) fees to the SUI Custodians, (iv) fees to the Transfer Agent, (v) fees to the Trustee, (vi) the fees and expenses related to any future listing, trading or quotation of the Shares on any listing exchange or quotation system (including legal, marketing and audit fees and expenses), (vii) ordinary course legal fees and expenses but not litigation-related expenses, (viii) audit fees, (ix) regulatory fees, including, if applicable, any fees relating to the registration of the Shares under the Securities Act or the Securities Exchange Act of 1934, as amended (the “Exchange Act”), (x) printing and mailing costs, (xi) costs of maintaining the Sponsor’s website and (xii) applicable license fees (each, a “Sponsor-paid Expense,” and together, the “Sponsor-paid Expenses”), provided that any expense that qualifies as an Additional Trust Expense will be deemed to be an Additional Trust Expense and not a Sponsor-paid Expense. There is currently no predetermined cap on the aggregate amount of Sponsor-paid expenses. Should the Trust implement a predetermined cap on aggregate Sponsor-paid expenses, the Trust will notify the owners of the beneficial interests of Shares in a prospectus supplement or in its periodic Exchange Act reports, as applicable.

The Sponsor will not, however, assume certain extraordinary, non-recurring expenses that are not Sponsor-paid Expenses, including, but not limited to, taxes and governmental charges, expenses and costs of any extraordinary services performed by the Sponsor (or any other service provider) on behalf of the Trust to protect the Trust or the interests of Shareholders, any indemnification of the Custodians, Administrator or other agents, service providers or counter-parties of the Trust, the fees and expenses related to the listing of Shares on the Exchange, and extraordinary legal fees and expenses, including any legal fees and expenses incurred in connection with litigation, regulatory enforcement or investigation matters (collectively, “Additional Trust Expenses”). Of the Sponsor-paid Expenses, ordinary course legal fees and expenses shall be subject to a cap of $100,000 per annum. In the Sponsor’s sole discretion, all or any portion of a Sponsor-paid Expense may be re-designated as an Additional Trust Expense if, among other reasons, the Sponsor determines that a Sponsor-paid Expense is an extraordinary, non-recurring expense of the Trust. Should such a change take place, the Trust will notify the owners of the beneficial interests of Shares in a prospectus supplement or in its periodic Exchange Act reports, as applicable. Pursuant to the Trust Agreement, the Sponsor or its delegates will direct the SUI Custodians to transfer SUI from the Trust’s Cold Vault Balance as needed to pay the Sponsor Fee and Additional Trust Expenses, if any. The Sponsor or its delegates will endeavor to transfer the smallest amount of SUI needed to pay applicable expenses. The Trust shall not be responsible for paying any fees or expenses associated with the transfer of SUI as needed to pay the Sponsor Fee or Additional Trust Expenses.

In consideration for the Sponsor’s facilitation of staking, the Trust pays 25% of the staking rewards generated by the Trust’s Staking Activities after deduction of the Staking Provider Consideration to the Sponsor (“Staking Fee”). The Staking Fee is accrued in SUI and converted to U.S. Dollars by reference to the Pricing Benchmark and is payable in SUI weekly in arrears. The Trust incurred Staking Fee for the quarter ended March 31, 2026 and for the period from November 18, 2025 (date of initial seeding) through March 31, 2026, of $5,623.

To the extent that the Sponsor does not voluntarily assume expenses, they will be the responsibility of the Trust. The Sponsor also pays the costs of the Trust’s organization and offering. The Trust is not obligated to repay any such costs related to the Trust’s organization and offering paid by the Sponsor.

5.	Creation and Redemption of Shares

The Trust creates and redeems Shares on a continuous basis but only in blocks consisting of 10,000 Shares or multiples thereof at the NAV on the date of the creation or redemption. Only Authorized Participants, which are registered broker-dealers who have entered into written agreements with the Sponsor and the Administrator, can place orders.

Authorized Participants may purchase Shares in cash by depositing cash in the Trust’s account with the Cash Custodian. This will cause the Sponsor, on behalf of the Trust, to automatically instruct a designated third party, who may be an Authorized Participant or an affiliate of an Authorized Participant, or the Prime Broker or Lender, as applicable, and with whom the Sponsor has entered into an agreement on behalf of the Trust (each such third party, the Prime Broker and the Lender, as applicable, a “SUI Counterparty”), to (i) purchase the amount of SUI equivalent in value to the cash deposit amount associated with the order and (ii) deposit the resulting SUI amount in the Trust’s accounts with the Custodians, resulting in the Transfer Agent crediting the applicable amount of Shares to an Authorized Participant. Authorized Participants may also purchase Shares in-kind. To purchase Shares in-kind, an Authorized Participant delivers, or arranges for the delivery by such Authorized Participant’s designee of, SUI to the Trust’s accounts with a SUI Custodian in exchange for Shares.

When such an Authorized Participant redeems its Shares in cash, the Sponsor, on behalf of the Trust will direct a SUI Custodian to transfer SUI to a SUI Counterparty, who will sell the SUI to be executed, in the Sponsor’s reasonable efforts, at the Pricing Benchmark price used to calculate the Trust’s NAV, taking into account any spread, commissions, or other trading costs and deposit the cash proceeds of such sale in the Trust’s account with the Cash Custodian for settlement with the Authorized Participant. Any slippage incurred (including, but not limited to, any trading fees, spreads, or commissions), on a cash equivalent basis, will be the responsibility of the Authorized Participant and not of the Trust or Sponsor. Authorized Participants may also redeem Shares in-kind. When such an Authorized Participant redeems Shares in-kind, the Trust, through a SUI Custodian, will deliver SUI to the Authorized Participant or its designee in exchange for Shares.

On November 18, 2025, pursuant to a subscription agreement, the Trust sold to the Sui Foundation 1,000,000 Shares for an aggregate purchase price of 10,000,000 SUI tokens (such date, the “Sui Foundation Closing”). For a period of one year from the earlier of (i) the Sui Foundation Closing and (ii) the date that the registration statement of which this Prospectus forms part of is declared effective by the SEC (such period, the “Lock-Up Period”), the Sui Foundation has agreed that it shall not, without the prior written consent of the Sponsor, sell, transfer, assign, pledge, hypothecate or otherwise dispose of any of the Shares it holds, nor will the Sui Foundation seek to have the Trust or the Sponsor redeem its Shares during the Lock-up Period. Following expiration of the Lock-up Period, the Sui Foundation may, to the extent permitted by applicable laws, be permitted to redeem Shares in accordance with the Trust Agreement.

	Three Months ended March 31, 2026*		November 18, 2025 (date of initial seeding) through March 31, 2026*
	(Unaudited)		(Unaudited)
Activity in Capital Shares:
Shares issued	380,000		880,000	#
Shares redeemed	(20,000	)#	(20,000	)#
Net change in Capital Shares	360,000	#	860,000	#

#	On February 22, 2026, the Share Split occurred. Historical shares outstanding and NAV per share have been adjusted to reflect the Share Split on a retroactive basis.

	Three Months ended March 31, 2026*	November 18, 2025 (date of initial seeding) through March 31, 2026*
	(Unaudited)	(Unaudited)
Activity in Capital Transactions:
Contributions for shares issued	$7,234,073	$24,096,903
Distributions for shares redeemed	(391,691)	(391,691)
Net change in Capital Transactions	$6,842,382	$23,705,212

*	No comparative statement has been provided as this is the first fiscal year of the Trust’s operations.

SUI purchased payable represents the quantity of SUI purchased for the creation of Shares or Staking Rewards where the SUI has not yet settled. Generally, SUI is transferred within two Business Days of the trade date.

March 31, 2026*
(Unaudited)
SUI purchased payable	$-

SUI sold receivable represents the quantity of SUI sold for the redemption of Shares where the SUI has not yet been settled. Generally, SUI is transferred within two Business Days of the trade date.

March 31, 2026*
(Unaudited)
SUI sold receivable	$–

*	No comparative statement has been provided as this is the first fiscal year of the Trust’s operations.

6.	Related Parties

The Sponsor is a related party to the Trust. The Trust’s operations are supported by its Sponsor, who is in turn supported by its parent company and affiliated companies and external service providers.

On February 23, 2026, the Sponsor, in its capacity as the Seed Capital Investor, subject to conditions, purchased the Initial Seed Creation Baskets comprising 20,000 Shares at a per-Share price of $17.43. Total proceeds to the Trust from the sale of the Initial Seed Creation Baskets were $348,574. Delivery of the Initial Seed Creation Baskets was made on February 24, 2026. These Initial Seed Creation Baskets were redeemed for cash on March 4, 2026.

As of March 31, 2026, the Sponsor did not own any Shares of the Trust.

The Sponsor arranged for the creation of the Trust and is responsible for the ongoing registration of the Shares for their public offering in the United States and the listing of Shares on the Exchange.

7.	Financial Highlights*

Per Share Performance (for a Share outstanding throughout each period presented)	Three Months ended March 31, 2026*	November 18, 2025 (date of initial seeding) through March 31, 2026*
	(Unaudited)	(Unaudited)

Net asset value per Share, beginning of period	$27.84	$33.72	**
Net investment income (loss) on investment in SUI(1)	0.02	0.02
Net realized and change in unrealized gain(loss) on investment in SUI(2)	(10.31)	(16.19)
Net decrease in net assets from operations	(10.29)	(16.17).
Net asset value per Share, end of period	$17.55	$17.55

Total return, at net asset value(3)	(36.96)%	(47.95)%

Ratio to average net assets(4)
Net investment income	0.38%	0.25	%(5)
Gross expenses	0.29%	0.19	%(5)
Net expenses	0.29%	0.19	%(5)

*	No comparative statement has been provided as this is the first fiscal year of the Trust’s operations.
**

Represents the NAV per Share on November 18, 2025, date of initial seeding. On February 22, 2026, the Share Split occurred. Historical Shares outstanding and NAV per share have been adjusted to reflect the Share Split on a retroactive basis.

(1)	Calculated using average Shares outstanding method.
(2)

The amount shown for a share outstanding throughout the period may not agree with the change in the aggregate gains and losses for such period because of the timing of sales and repurchases of the Trust’s shares in relation to fluctuating market value for the Trust.

(3)

Total return is calculated based on the change in the value during the period and is not annualized. An individual shareholder’s total return and ratio may vary from the above total returns and ratios based on the timing of contributions to and withdrawals from the Trust.

(4)	Annualized.
(5)	Calculated based on average net assets starting on November 18, 2025, date of initial seeding.

8.	Commitments and Contingent Liabilities

In the normal course of business, the Trust may enter into contracts that contain a variety of general indemnification clauses. The Trust’s maximum exposure under these arrangements is unknown as this would involve future claims that may be made against the Trust which have not yet occurred and cannot be predicted with any certainty. However, the Sponsor believes the risk of loss under these arrangements to be remote.

9.	Concentration Risk

Unlike other funds that may invest in diversified assets, the Trust’s investment strategy is concentrated in a single asset within a single asset class. This concentration maximizes the degree of the Trust’s exposure to a variety of market risks associated with SUI and digital assets. By concentrating its investment strategy solely in SUI, any losses suffered as a result of a decrease in the value of SUI can be expected to reduce the value of an interest in the Trust and will not be offset by other gains if the Trust were to invest in underlying assets that were diversified.

10.	Indemnification

The Sponsor will not be liable to the Trust, the Trustee or any Shareholder for any action taken or for refraining from taking any action in good faith, or for errors in judgment or for depreciation or loss incurred by reason of the sale of any SUI or other assets of the Trust. However, the preceding liability exclusion will not protect the Sponsor against any liability resulting from its own gross negligence, bad faith, or willful misconduct.

The Sponsor and each of its shareholders, members, directors, officers, employees, affiliates, and subsidiaries will be indemnified by the Trust and held harmless against any losses, liabilities or expenses incurred in the performance of its duties under the Trust Agreement without gross negligence, bad faith, or willful misconduct. The Sponsor may rely in good faith on any paper, order, notice, list, affidavit, receipt, evaluation, opinion, endorsement, assignment, draft, or any other document of any kind prima facie properly executed and submitted to it by the Trustee, the Trustee’s counsel or by any other person for any matters arising under the Trust Agreement. The Sponsor shall in no event be deemed to have assumed or incurred any liability, duty, or obligation to any Shareholder or to the Trustee other than as expressly provided for in the Trust Agreement. Such indemnity includes payment from the Trust of the costs and expenses incurred in defending against any indemnified claim or liability under the Trust Agreement.

The Trustee will not be liable or accountable to the Trust or any other person or under any agreement to which the Trust or any series of the Trust is a party, except for the Trustee’s breach of its obligations pursuant to the Trust Agreement or its own willful misconduct, bad faith or gross negligence. The Trustee and each of the Trustee’s officers, affiliates, directors, employees, and agents will be indemnified by the Trust from and against any losses, claims, taxes, damages, reasonable expenses, and liabilities incurred with respect to the creation, operation or termination of the Trust, the execution, delivery or performance of the Trust Agreement or the transactions contemplated thereby; provided that the indemnified party acted without willful misconduct, bad faith or gross negligence.

11.	Subsequent Events

The Trust has evaluated all subsequent events and transactions for potential recognition and disclosure through the issuance of the financial statements and has noted no events requiring adjustment or additional disclosure in the financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This information should be read in conjunction with the financial statements and notes included in Item 1 of Part I of this Form 10-Q. This Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act, and such forward-looking statements involve risks and uncertainties. All statements (other than statements of historical fact) included in this Form 10-Q that address activities, events or developments that may occur in the future, the Trust’s operations, the Sponsor’s plans and references to the Trust’s future success and other similar matters are forward-looking statements. Words such as “could,” “would,” “may,” “expect,” “intend,” “estimate,” “predict,” and variations on such words or negatives thereof, and similar expressions that reflect our current views with respect to future events and Trust performance, are intended to identify such forward-looking statements. These forward-looking statements are only predictions, subject to risks and uncertainties that are difficult to predict and many of which are outside of our control, and actual results could differ materially from those discussed. Forward-looking statements involve risks and uncertainties that could cause actual results or outcomes to differ materially from those expressed therein. We express our estimates, expectations, beliefs, and projections in good faith and believe them to have a reasonable basis. However, we make no assurances that management’s estimates, expectations, beliefs, or projections will be achieved or accomplished. These forward-looking statements are based on assumptions about many important factors that could cause actual results to differ materially from those in the forward-looking statements. We do not intend to update any forward-looking statements even if new information becomes available or other events occur in the future, except as required by the federal securities laws.

Organization and Trust Overview

The 21Shares Sui ETF (the “Trust”) is a Delaware statutory trust, formed on January 7, 2025, pursuant to the DSTA. CSC Delaware Trust Company, serves as the trustee of the Trust. The Trust was initially registered with the name of Jura Pentium Trust 5. The Trust changed its name from Jura Pentium Trust 5 to 21Shares Sui ETF on April 23, 2025. The Trust is not registered as an investment company under the 1940 Act and is not a commodity pool for purposes of the Commodity Exchange Act. The Trust is managed and controlled by the Sponsor. The Sponsor is a limited liability company formed in the state of Delaware on June 16, 2021, and is a wholly owned subsidiary of 21co Holdings Limited. The ultimate parent company of 21co Holdings Limited is FalconX. The Sponsor is not subject to regulation by the Commodity Futures Trading Commission as a commodity pool operator with respect to the Trust, or a commodity trading advisor with respect to the Trust.

Coinbase, Anchorage, and BitGo are the custodians for the Trust and hold all of the Trust’s SUI on the Trust’s behalf. The Transfer Agent, the Administrator, and the Cash Custodian, is Bank of New York Mellon. The Shares are listed for trading on the Exchange under the ticker symbol “TSUI”.

The Trust’s investment objective is to seek to track the performance of SUI, as measured by the performance of the CME CF Sui - Dollar Reference Rate—New York Variant (the “Pricing Benchmark”), adjusted for the Trust’s expenses and other liabilities, and to reflect rewards from staking a portion of the Trust’s SUI, to the extent the Sponsor in its sole discretion determines that the Trust may do so without undue legal or regulatory risk, such as, without limitation, the risk of jeopardizing the Trust’s ability to qualify as a grantor trust for U.S. Federal income tax purposes. In seeking to achieve its investment objective, the Trust holds SUI and values its Shares daily as of 4:00 p.m. ET based on the Pricing Benchmark.

Pursuant to a subscription agreement, on November 18, 2025, the Sui Foundation, a Cayman Islands foundation company, purchased from the Trust 1,000,000 Shares for an aggregate purchase price of 10,000,000 SUI tokens.

On February 23, 2026, the Seed Capital Investor, subject to conditions, purchased the Initial Seed Creation Baskets. Total proceeds to the Trust from the sale of the Initial Seed Creation Baskets were $348,573. Delivery of the Initial Seed Creation Baskets was made on February 24, 2026. These Initial Seed Creation Baskets were redeemed for cash on March 4, 2026.

 The Trust issues Shares only in Creation Baskets of 10,000 or multiples thereof. Creation Baskets are issued and redeemed in exchange for cash. Individual Shares will not be redeemed by the Trust but are listed and traded on the Exchange under the ticker symbol “TSUI.” The Trust issues Shares in Creation Baskets on a continuous basis at the applicable NAV per Share on the creation order date.

The Trust pays the unitary Sponsor fee of 0.30% of the Trust’s NAV (the “Sponsor Fee”). The Sponsor Fee is paid by the Trust to the Sponsor as compensation for services performed under the Trust Agreement. The Trust incurred Sponsor Fee for the three months ended March 31, 2026 and the period from November 18, 2025 (date of initial seeding) through March 31, 2026 of $4,070 and $4,070, respectively. The Sponsor Fee accrues daily and is payable in SUI weekly in arrears. The Administrator calculates the Sponsor Fee on a daily basis by applying a 0.30% annualized rate to the Trust’s NAV, and the amount of SUI payable in respect of each daily accrual is determined by reference to the Pricing Benchmark. The Sponsor has agreed to pay all operating expenses (except for litigation expenses and other extraordinary expenses) out of the Sponsor Fee.

The Trust is an “emerging growth company” as that term is used in the Securities Act and, as such, the Trust may elect to comply with certain reduced public company reporting requirements.

Staking

The Trust’s staking model aims to maximize the portion of the Trust’s SUI available for staking while controlling for liquidity and redemption risks. The model determines an optimal utilization rate by balancing expected yield against potential costs (including borrowing costs during redemptions, assuming we have access to suitable credit).

The Staking Services Provider exercises no discretion as to the amount of the Trust’s SUI to be staked or the timing of the Trust’s Staking Activities. While the Trust may stake a maximum of 100% of its SUI holdings, the amount of SUI that remains unstaked is determined based on the Trust’s utilization rate analysis, and accordingly may vary from time to time. Based on utilization rate analysis applied to historical data, the Trust generally intends to stake between 70% and 90% of the SUI it holds, although the amount of SUI that is staked may be lesser or greater from time to time. The precise percentage to be staked is based on the estimated liquidity needs of the Trust and other factors, as determined by the Sponsor.

The rewards owed or paid to the Staking Services Provider reduces the amount of SUI rewards that are generated from the Trust’s Staking Activities that are available in the assets of the Trust. Each Staking Services Provider that generates staking rewards is entitled to compensation determined as a portion of the staking rewards, which is generally expected to be determined by a low single-digit percentage of the overall rewards amount (the “Staking Provider Consideration”). The Staking Provider Consideration is paid directly to the Staking Services Provider from the staking rewards or indirectly through the Custodians’ own accounts. The Trust pays 25% of the staking rewards generated by the Trust’s Staking Activities after deduction of the Staking Provider Consideration to the Sponsor, and retains the remainder.

The Trust intends to pay cash distributions at least quarterly to Shareholders to distribute staking rewards earned by the Trust. The amount of any distribution, if any, will depend on the staking rewards actually earned by the Trust during each quarter and cannot be predicted with certainty. The amount of staking rewards earned will vary based on factors including, but not limited to, the amount of SUI held by the Trust, the percentage of the Trust’s SUI that is staked, network staking participation rates, protocol reward rates on the Sui Network, and network conditions. Accordingly, there can be no assurance as to the amount of distributions that will be paid in any quarter, and it is possible that no distributions will be paid in a given quarter if insufficient staking rewards are earned.

Calculation of NAV and NAV per Share

The NAV of the Trust is used by the Trust in its day-to-day operations to measure the net value of the Trust’s assets. The NAV is calculated on each day other than a day when the Exchange is closed for regular trading (a “Business Day”) and is equal to the aggregate value of the Trust’s assets less its liabilities based on the Pricing Benchmark price. In determining the NAV of the Trust on any Business Day, the Administrator calculates the price of the SUI held by the Trust as of 4:00 p.m. ET on such day. The Administrator also calculates the “NAV per Share” of the Trust, which equals the NAV of the Trust divided by the number of outstanding Shares.

In addition to calculating NAV and NAV per Share, for purposes of the Trust’s financial statements, the Trust determines the net asset value of the Trust determined on a GAAP basis (the “Principal Market NAV”) and net asset value of the Trust per Share determined on a GAAP basis (the “Principal Market NAV per Share”) on each valuation date for such financial statements. The determination of the Principal Market NAV and Principal Market NAV per Share is identical to the calculation of NAV and NAV per Share, respectively, except that the value of SUI is determined using the fair value of SUI based on the price in the SUI market that the Trust considers its “principal market” as of 4:00 p.m. ET on the valuation date, rather than using the Pricing Benchmark.

NAV and NAV per Share are not measures calculated in accordance with GAAP and are not intended as substitutes for Principal Market and Principal Market NAV per Share, respectively.

Critical Accounting Estimates

The financial statements and accompanying notes are prepared in accordance with GAAP. The preparation of these financial statements relies on estimates and assumptions that impact the Trust’s financial position and results of operations. These estimates and assumptions affect the Trust’s application of accounting policies. Below is a summary of accounting policies on cash and investment valuation. There were no material estimates involving a significant level of estimation uncertainty that had or are reasonably likely to have had a material impact on the Trust’s financial condition used in the preparation of the financial statements. In addition, please refer to Note 2 to the Financial Statements included in this report for further discussion of the Trust’s accounting policies.

Cash

Cash includes non-interest bearing, non-restricted cash maintained with one financial institution that does not exceed U.S. federally insured limits.

Investment Valuation

The Trust’s policy is to value investments held at fair value. The Trust follows the provisions of ASC 820, Fair Value Measurements (“ASC 820”). ASC 820 provides guidance for determining fair value and requires increased disclosure regarding the inputs to valuation techniques used to measure fair value. ASC 820 determines fair value to be the price that would be received for SUI in a current sale, which assumes an exit price resulting from an orderly transaction between market participants on the measurement date. ASC 820-10 requires the assumption that SUI is sold in its principal market to market participants (or in the absence of a principal market, the most advantageous market).

The Trust utilizes an exchange traded price from the Trust’s principal market for SUI as of 4:00 p.m. ET on the Trust’s financial statement measurement date.

Results of Operations

For the Three Months Ended March 31, 2026*

The Trust's NAV increased from $13,921,170 on December 31, 2025 to $15,092,444 on March 31, 2026. On a per-share basis, the NAV per Share decreased from $27.84 on December 31, 2025 (as retroactively adjusted to reflect the 2-for-1 reverse share split effective February 22, 2026) to $17.55 on March 31, 2026, a decline of 36.96%. Despite a 36.69% decline in the price of SUI from $1.39 on December 31, 2025 to $0.88 on March 31, 2026, the Trust's total NAV increased due to a net increase in SUI holdings as a result of 380,000 new Shares (38 Baskets) being created and 20,000 Shares (2 Baskets) being redeemed during the quarter, as well as Staking Rewards earned during the period. The Trust had 97.69% of its SUI holdings staked as of March 31, 2026, with an average of 68.58% staked on a daily basis during the period from February 24, 2026 (commencement of investment operations) through March 31, 2026.

Net decrease in net assets resulting from operations for the three months ended March 31, 2026 was $(5,671,108), resulting from a net change in unrealized depreciation on investment in SUI of $(5,423,352), a net realized loss of $(259,094) from SUI sold for redemptions, and a net realized loss of $(1,814) from SUI sold to pay the Sponsor Fee, partially offset by net investment income of $12,798, a net realized gain of $59 on in-kind liabilities paid, and a net change in unrealized appreciation on Sponsor Fee payable of $295. Net investment income comprised staking income of $22,491, less the Sponsor Fee of $4,070 and the Staking Fee of $5,623. Other than the Sponsor Fee and Staking Fee, the Trust had no other expenses during the quarter.

*	No comparative statement has been provided as this is the first fiscal year of the Trust’s operations.

For the period from November 18, 2025 (date of initial seeding) through March 31, 2026*

The Trust commenced operations on November 18, 2025 when the Sui Foundation, a Cayman Islands foundation company, purchased 500,000 Shares (as retroactively adjusted to reflect the 2-for-1 reverse share split effective February 22, 2026) for an aggregate purchase price of 10,000,000 SUI tokens at a NAV per Share of $33.72. The price of SUI declined 47.93% from $1.69 on November 18, 2025 to $0.88 on March 31, 2026, resulting in a NAV per Share decrease from $33.72 to $17.55, a decline of 47.95%.

Net decrease in net assets resulting from operations for the period was $(8,612,768), resulting from a net change in unrealized depreciation on investment in SUI of $(8,365,012), a net realized loss of $(259,094) from SUI sold for redemptions, and a net realized loss of $(1,814) from SUI sold to pay the Sponsor Fee, partially offset by net investment income of $12,798, a net realized gain of $59 on in-kind liabilities paid, and a net change in unrealized appreciation on Sponsor Fee payable of $295. Net investment income comprised staking income of $22,491, less the Sponsor Fee of $4,070 and the Staking Fee of $5,623. Other than the Sponsor Fee and Staking Fee, the Trust had no other expenses during the period.

*	No comparative statement has been provided as this is the first fiscal year of the Trust’s operations.

Liquidity and Capital Resources

The Trust is not aware of any trends, demands, commitments, events, or uncertainties that are reasonably likely to result in material changes to its liquidity needs. The Trust’s only ordinary recurring expenses are the Sponsor Fee and the Staking Fee. In exchange for the Sponsor Fee, the Sponsor has agreed to assume the ordinary fees and expenses incurred by the Trust, including but not limited to the following: fees charged by the Administrator, the Custodians, the Transfer Agent and the Trustee, the Marketing Fee, the Exchange’s listing fees, typical maintenance and transaction fees of the Depository Trust Company (“DTC”), SEC registration fees, printing and mailing costs, website fees, tax reporting fees, audit fees, license fees and expenses, up to $100,000 per annum in ordinary legal fees and expenses. The Sponsor bears expenses in connection with the Trust’s organization and initial offering costs.

The Sponsor is not required to pay any extraordinary or non-routine expenses. Extraordinary expenses are fees and expenses which are unexpected or unusual in nature, such as legal claims and liabilities and litigation costs or indemnification or other unanticipated expenses. Extraordinary fees and expenses also include material expenses which are not currently anticipated obligations of the Trust. The Trust will be responsible for the payment of such expenses to the extent any such expenses are incurred. Routine operational, administrative, and other ordinary expenses are not deemed extraordinary expenses. The Trust will sell SUI on an as-needed basis to pay the Sponsor Fee.

Off-Balance Sheet Arrangements

The Trust does not have any off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures about Market Risks

The Trust is a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and is not required to provide the information otherwise required under this item.

Item 4. Controls and Procedures

The duly authorized officers of the Sponsor performing functions equivalent to those a principal executive officer and principal financial officer of the Trust would perform if the Trust had any officers, have evaluated the effectiveness of the Trust’s disclosure controls and procedures, and have concluded that the disclosure controls and procedures of the Trust were effective as of the end of the period covered by this report to provide reasonable assurance that information required to be disclosed in the reports that the Trust files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to the duly authorized officers of the Sponsor performing functions equivalent to those a principal executive officer and principal financial officer of the Trust would perform if the Trust had any officers, as appropriate to allow timely decisions regarding required disclosure.

There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures.

Changes in Internal Control over Financial Reporting

During the quarter ended March 31, 2026, there have been no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15(d)-15(f) promulgated under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION:

Item 1. Legal Proceedings

From time to time, the Trust may be a party to certain legal proceedings in the ordinary course of business. As of March 31, 2026, the Trust was not subject to any material legal proceedings, nor, to our knowledge, are any material legal proceeding threatened against the Trust.

Item 1A. Risk Factors

You should carefully consider the risk factors discussed below as well as the risk factors discussed in Part I, Item 1A. “Risk Factors” in our Registration Statement on Form S-1 (our “Registration Statement), which could materially affect our business, financial condition or future results. Other than as described herein, there have been no material changes in our risk factors from those disclosed in our Registration Statement.

The risks described below and in our Registration Statement are not the only risks facing the Trust. You should also consider any risks and uncertainties described under the caption “Risk Factors” in any applicable prospectus, prospectus supplement, registration statement or other document that we file with the SEC before or after the date of this prospectus that is incorporated by reference herein. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

The Trust Agreement includes a provision restricting Shareholders’ right to bring a derivative action.

Under Section 7.4 of the Trust Agreement, Shareholders’ statutory right under Delaware law to bring a derivative action (i.e., to initiate a lawsuit in the name of the Trust in order to assert a claim belonging to the Trust against a fiduciary of the Trust or against a third-party when the Trust’s management has refused to do so) is restricted. Under Delaware law, a shareholder may bring a derivative action if the shareholder is a shareholder at the time the action is brought and either (i) was a shareholder at the time of the transaction at issue or (ii) acquired the status of shareholder by operation of law or the Trust’s governing instrument from a person who was a shareholder at the time of the transaction at issue. Additionally, Section 3816(e) of the Delaware Statutory Trust Act specifically provides that a “beneficial owner’s right to bring a derivative action may be subject to such additional standards and restrictions, if any, as are set forth in the governing instrument of the statutory trust, including, without limitation, the requirement that beneficial owners owning a specified beneficial interest in the statutory trust join in the bringing of the derivative action.” In addition to the requirements of applicable law and in accordance with Section 3816(e) of the Delaware Statutory Trust Act, the Trust Agreement provides that no Shareholder will have the right, power or authority to bring or maintain a derivative action, suit or other proceeding on behalf of the Trust unless two or more Shareholders who are eligible to bring such derivative action under the Delaware Trust Statute and who (i) are not “Affiliates” (as defined in the Trust Agreement and below) of one another and (ii) collectively hold at least 10% of the outstanding Shares join in the bringing or maintaining of such action, suit or other proceeding. “Affiliate” means (i) any Person directly or indirectly owning, controlling or holding with power to vote 10% or more of the outstanding voting securities of such Person, (ii) any Person 10% or more of whose outstanding voting securities are directly or indirectly owned, controlled or held with power to vote by such Person, (iii) any Person, directly or indirectly, controlling, controlled by or under common control of such Person, (iv) any employee, officer, director, member, manager or partner of such Person, or (v) if such Person is an employee, officer, director, member, manager or partner, any Person for which such Person acts in any such capacity; and “Person” means any natural person and any partnership, limited liability company, statutory trust, corporation, association, or other legal entity.

In addition to the 10% ownership threshold described above, the Trust Agreement imposes the following further procedural conditions on any Shareholder seeking to bring a derivative action on behalf of the Trust: (1) prior to bringing any such action, two or more non-affiliated Shareholders collectively holding at least 10% of the outstanding Shares must first make a pre-suit demand upon the Sponsor to bring the subject action, unless an effort to cause the Sponsor to bring such an action is not likely to succeed (a demand shall only be deemed not likely to succeed, and therefore excused, if the Sponsor has a personal financial interest in the transaction at issue, and the Sponsor shall not be deemed interested in a transaction or otherwise disqualified from ruling on the merits of a Shareholder demand by virtue of the fact that the Sponsor receives remuneration for his or her service as Sponsor of the Trust or as a trustee or director of one or more trusts that are under common management with or otherwise affiliated with the Trust); and (2) unless a demand is excused pursuant to clause (1) of this paragraph, the Sponsor must be afforded a reasonable amount of time to consider such Shareholder request and to investigate the basis of such claim and the Sponsor shall be entitled to retain counsel or other advisors in considering the merits of the request, and the Sponsor shall require an undertaking by the Shareholders making such request to reimburse the Trust for the expense of any such advisor in the event the Sponsor determines not to take action. Any decision by the Sponsor to bring, maintain, or compromise (or not to bring, maintain, or compromise) any such court action, proceeding or claim, or to submit the matter to a vote of Shareholders, shall be made by the Sponsor in good faith and shall be binding upon the Shareholders. In addition to claims that must be brought derivatively under applicable law, the Trust Agreement requires that any claim affecting all Shareholders of the Trust proportionately, based on their number of Shares of the Trust, must also be brought as a derivative claim subject to these conditions, regardless of whether such claim involves a violation of a Shareholder’s rights under the Trust Agreement or any other alleged violation of contractual or individual rights that might otherwise give rise to a direct claim (and regardless, in each case, of whether such claims sound in tort, fraud or otherwise, or are based on common law, statutory, equitable, legal or other grounds).

These provisions apply to any derivative actions brought in the name of the Trust other than derivative claims brought under the federal U.S. securities laws and the rules and regulations thereunder. The enforceability of Section 7.04’s derivative action threshold and procedural requirements under applicable federal or state law has not been definitively established. The 10% ownership threshold and procedural requirements represent contractual restrictions on derivative actions authorized by Section 3816(e) of the Delaware Statutory Trust Act, which expressly permits trust instruments to modify or restrict the rights of beneficial owners to bring derivative actions. However, the application of such a threshold in the context of a registered exchange-traded product has not been comprehensively addressed by the courts. Accordingly, it is possible that a court could decline to enforce the Trust’s 10% threshold and procedural requirements.

A Shareholder wishing to bring a derivative action on behalf of the Trust must satisfy both the 10% ownership threshold and the pre-suit demand process described above before commencing any such action, suit or other proceeding, further limiting the ability of a Shareholder to seek redress in the name of the Trust. Due to these additional requirements, a Shareholder attempting to bring or maintain a derivative action in the name of the Trust will be required to locate other Shareholders with which it is not affiliated and that have sufficient Shares to meet the 10% threshold based on the number of Shares outstanding on the date the claim is brought and thereafter throughout the duration of the action, suit or proceeding. Shareholders wishing to satisfy this ownership threshold would need to identify and coordinate with other Shareholders of the Trust. Because the Trust’s Shares are held in book-entry form through the DTC and beneficial ownership information is not publicly available, individual investors may face substantial difficulty in locating other Shareholders. There is no mechanism established by the Trust to facilitate such shareholder coordination, and the Trust is not required to assist Shareholders in identifying one another. Accordingly, even Shareholders who believe they have a legitimate derivative claim may, as a practical matter, be unable to satisfy the 10% threshold and bring an action. Even if successful, this may be difficult and may result in increased costs to a Shareholder attempting to seek redress in the name of the Trust in court.

Moreover, if Shareholders bringing a derivative action, suit or proceeding pursuant to this provision of the Trust Agreement do not hold 10% of the outstanding Shares on the date such an action, suit or proceeding is brought, or such Shareholders are unable to maintain Share ownership meeting the 10% threshold throughout the duration of the action, suit or proceeding, such Shareholders’ derivative action may be subject to dismissal. As a result, the Trust Agreement limits the likelihood that a Shareholder will be able to successfully assert a derivative action in the name of the Trust, even if such Shareholder believes that he or she has a valid derivative action, suit or other proceeding to bring on behalf of the Trust.

Because the Trust’s Shares are held in book-entry form through DTC, the beneficial owners of Shares are generally not reflected on the Trust’s share register. Accordingly, any shareholder or group of Shareholders seeking to establish that they collectively hold at least 10% of the outstanding Shares must provide documentary evidence of their beneficial ownership as of the date of the derivative demand. Acceptable evidence may include broker statements, DTC participant confirmations, account statements from a registered broker-dealer or bank that is a DTC participant, or such other documentation as the Trust may reasonably require.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

a)	None.

b)	Not applicable.

c)

The Trust does not purchase Shares directly from its Shareholders. In connection with its redemption of Creation Baskets held by Authorized Participants, the Trust redeemed 2 Creation Baskets (comprising 20,000 Shares) during the quarter ended March 31, 2026. The following table summarizes the redemptions of Shares by Authorized Participants during the period:

Period	Total Shares Redeemed	Average Price Per Share	Maximum number of shares that may yet be purchased
January 1, 2026 – January 31, 2026	-	$-	N/A
February 1, 2026 – February 28, 2026	-	$-	N/A
March 1, 2026 - March 31, 2026	20,000	$19.58	N/A

Market Information

The Shares are listed on the Exchange under the symbol “TSUI” and have been listed since February 24, 2026.

Holders

As of March 31, 2026, there was approximately one DTC participating shareholder of record of the Trust. Because most of the Trust’s Shares are held by brokers and other institutions on behalf of shareholders, we are unable to estimate the total number of shareholders represented by these record holders.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

No officers or directors of the Sponsor have adopted, modified or terminated trading plans under either a Rule 10b5-1 or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act) for the quarter ended March 31, 2026.

Item 6. Exhibits.

Listed below are the exhibits, which are filed as part of this quarterly report on Form 10-Q (according to the number assigned to them in Item 601 of Regulation S-K):

Exhibit Number	Description of Document
3.1(2)	Trust Agreement.
3.2(1)	Amended and Restated Trust Agreement.
3.3(2)	Certificate of Trust.
3.4(2)	Certificate of Amendment to Certificate of Trust.
31.1(1)	Certification by Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2(1)	Certification by Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1(1)	Certification by Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2(1)	Certification by Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

(1)	Filed herewith.

(2)	Incorporated by reference to the Trust’s Amendment No. 3 to Registration Statement on Form S-1, filed on January 30, 2026

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

21Shares Sui ETF

By: 21Shares US LLC, its Sponsor

By:	/s/ Russell Barlow
Russell Barlow
Chief Executive Officer
(Principal Executive Officer)

Date: May 15, 2026

By:	/s/ Duncan Moir
Duncan Moir
President (Principal Financial Officer and Principal Accounting Officer)

Date: May 15, 2026