Form 10-Q
period 2026-06-30
21Shares Sui ETF
filed 2026-08-12
CIK 2061626

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

or

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

The registrant had 980,000 outstanding shares as of August 7, 2026.

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

The Trust will cease to be an “emerging growth company” upon the earliest of (i) it having $1.235 billion or more in annual gross revenues, (ii) the date on which the Trust is deemed to be a “large accelerated filer,” (iii) it issuing more than $1.0 billion of non-convertible debt over a three-year period or (iv) the last day of the fiscal year following the fifth anniversary of its initial public offering.

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

21Shares Sui ETF

Table of Contents

Page
Part I. FINANCIAL INFORMATION	1

Item 1. Financial Statements (Unaudited)	1
Statement of Assets and Liabilities at June 30, 2026 (Unaudited)	1
Schedule of Investment at June 30, 2026 (Unaudited)	2
Statements of Operations for the three months ended June 30, 2026 (Unaudited) and the period from November 18, 2025 (date of initial seeding) through June 30, 2026 (Unaudited)	3
Statements of Changes in Net Assets for the three months ended June 30, 2026 (Unaudited) and the period from November 18, 2025 (date of initial seeding) through June 30, 2026 (Unaudited)	4
Notes to Unaudited Financial Statements	5
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	15
Item 3. Quantitative and Qualitative Disclosures About Market Risk	19
Item 4. Controls and Procedures	19

Part II. OTHER INFORMATION	20

Item 1. Legal Proceedings	20
Item 1A. Risk Factors	20
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	20
Item 3. Defaults Upon Senior Securities	20
Item 4. Mine Safety Disclosures	20
Item 5. Other Information	20
Item 6. Exhibits	21
Signatures	22

i

PART I – FINANCIAL INFORMATION:

Item 1. Financial Statements (Unaudited)

21SHARES SUI ETF

STATEMENT OF ASSETS AND LIABILITIES

	June 30, 2026
	(Unaudited)*
Assets
Investment in SUI, at fair value (cost $23,207,147)	$12,638,703
Total assets	12,638,703

Liabilities
Sponsor Fee payable	845
Total liabilities	845

Commitments and contingent liabilities (Note 8)
Net assets	$12,637,858

Net assets consist of
Paid-in-capital	$24,666,447
Accumulated earnings (loss)	(12,028,589)
	$12,637,858

Shares issued and outstanding, no par value, unlimited amount authorized	910,000	#
Net asset value per Share	$13.89

*	No comparative statement has been provided as this is the first fiscal year of the Trust’s operations.

#	On February 22, 2026, there was a 2-for-1 reverse share split – See Note 1. Historical shares outstanding and net asset value per share have been adjusted to reflect the 2-for-1 reverse share split on a retroactive basis.

The accompanying notes are an integral part of the financial statements.

21SHARES SUI ETF

SCHEDULE OF INVESTMENT

June 30, 2026 (Unaudited)*

	Quantity of SUI	Cost	Fair Value	% of Net Assets
Investment in SUI**	18,185,184.2145	$23,207,147	$12,638,703	100.01%
Total investments	18,185,184.2145	$23,207,147	$12,638,703	100.01%
Liabilities in excess of other assets			(845)	(0.01)%
Net assets			$12,637,858	100.00%

*	No comparative statement has been provided as this is the first fiscal year of the Trust’s operations.

**	94.75% of SUI held was staked as of June 30, 2026 – See Note 2.

The accompanying notes are an integral part of the financial statements.

21SHARES SUI ETF

STATEMENTS OF OPERATIONS

	Three Months Ended June 30, 2026*	November 18, 2025 (date of initial seeding) through June 30, 2026*
	(Unaudited)	(Unaudited)
Investment income
Staking Rewards	$46,205	$68,696
Total income	46,205	68,696

Expenses
Sponsor Fee	11,228	15,298
Staking Fee	11,551	17,174
Total expenses	22,779	32,472
Net investment income	23,426	36,224

Realized and change in unrealized gain (loss)
Net realized gain on in-kind liabilities paid	81	140
Net realized loss on investment in SUI sold to pay Sponsor Fee	(7,436)	(9,266)
Net realized loss on investment in SUI sold for redemptions	(1,160,477)	(1,419,555)
Net realized loss on investment in SUI sold for distributions	(16,498)	(16,498)
Net change in unrealized appreciation on Sponsor Fee payable	1,616	1,911
Net change in unrealized depreciation on investment in SUI	(2,203,432)	(10,568,444)
Net realized and change in unrealized loss	(3,386,146)	(12,011,712)
Net decrease in net assets resulting from operations	$(3,362,720)	$(11,975,488)

*	No comparative statement has been provided as this is the first fiscal year of the Trust’s operations.

The accompanying notes are an integral part of the financial statements.

21SHARES SUI ETF

STATEMENTS OF CHANGES IN NET ASSETS

	Three Months Ended June 30, 2026*	November 18, 2025 (date of initial seeding) through June 30, 2026*
	(Unaudited)	(Unaudited)

Net assets, beginning of period	$15,092,444	$–
Contributions for Shares issued	3,074,260	27,171,163
Distributions for Shares redeemed	(2,113,025)	(2,504,716)
Income distributions	(53,101)	(53,101)
Net investment income	23,426	36,224
Net realized gain on in-kind liabilities paid	81	140
Net realized loss on investment in SUI sold to pay Sponsor Fee	(7,436)	(9,266)
Net realized loss on investment in SUI sold for redemptions	(1,160,477)	(1,419,555)
Net realized loss on investment in SUI sold for distributions	(16,498)	(16,498)
Net change in unrealized appreciation on Sponsor Fee payable	1,616	1,911
Net change in unrealized depreciation on investment in SUI	(2,203,432)	(10,568,444)
Net assets, end of period	$12,637,858	$12,637,858

Shares issued and redeemed
Shares issued	170,000	1,050,000 #
Shares redeemed	(120,000)	(140,000)#
Net increase in Shares issued	50,000	910,000 #

*	No comparative statement has been provided as this is the first fiscal year of the Trust’s operations.

#	On February 22, 2026, there was a 2-for-1 reverse share split – See Note 1. Historical shares outstanding and net asset value per share have been adjusted to reflect the 2-for-1 reverse share split on a retroactive basis.

The accompanying notes are an integral part of the financial statements.

21Shares Sui ETF

Notes to Financial Statements (Unaudited)

1.	Organization

The 21Shares Sui ETF (the “Trust”) is a Delaware statutory trust, formed on January 7, 2025, pursuant to the Delaware Statutory Trust Act (“DSTA”). The Trust was initially registered with the name of Jura Pentium Trust 5. The Trust changed its name from Jura Pentium Trust 5 to 21Shares Sui ETF on April 23, 2025. The Trust operates pursuant to an Amended and Restated Trust Agreement (the “Trust Agreement”). CSC Delaware Trust Company, a Delaware trust company, is the trustee of the Trust (the “Trustee”). The Trust is managed and controlled by 21Shares US LLC (the “Sponsor”). The Sponsor is a limited liability company formed in the state of Delaware on June 16, 2021, and is a wholly owned subsidiary of 21co Holdings Limited. The ultimate parent company of 21co Holdings Limited is FalconX Holdings Limited (“FalconX”). Coinbase Custody Trust Company, LLC (“Coinbase”), Anchorage Digital Bank N.A. (“Anchorage”), and BitGo Bank & Trust, N.A. (“BitGo” and together with Coinbase and Anchorage, as the context may require, the “SUI Custodians”, “Custodians” and each a “SUI Custodian”) are the custodians for the Trust and hold all of the Trust’s SUI on the Trust’s behalf. The transfer agent (the “Transfer Agent”), the administrator for the Trust (the “Administrator”), and the cash custodian (the “Cash Custodian”), is Bank of New York Mellon. Prior to the Shares being listed on the Exchange, NAV Consulting, Inc. was the administrator of the Trust.

The Trust is an exchange-traded fund that issues shares of beneficial interest (the “Shares”) representing fractional undivided beneficial interests in its net assets that trade on the Nasdaq Stock Market LLC (the “Exchange”). The Shares are listed for trading on the Exchange under the ticker symbol “TSUI”.

The Trust’s investment objective is to seek to track the performance of SUI, as measured by the performance of the CME CF Sui - Dollar Reference Rate—New York Variant (the “Pricing Benchmark”), adjusted for the Trust’s expenses and other liabilities, and to reflect rewards from staking a portion of the Trust’s SUI, to the extent the Sponsor in its sole discretion determines that the Trust may do so without undue legal or regulatory risk, such as, without limitation, the risk of jeopardizing the Trust’s ability to qualify as a grantor trust for tax purposes. CF Benchmarks Ltd. is the administrator for the Pricing Benchmark (the “Pricing Benchmark Provider”). The Pricing Benchmark is designed to track the performance of SUI in U.S. dollars. In seeking to achieve its investment objective, the Trust holds SUI at its Custodians and the Administrator values the Shares daily as of 4:00 p.m. ET based on the Pricing Benchmark. On June 30, 2026, the Sponsor provided notice to the Pricing Benchmark Provider of the termination, effective August 31, 2026, of the licensing agreement between the Sponsor and the Pricing Benchmark Provider relating to the use of the Pricing Benchmark. The Sponsor intends to enter into a licensing agreement with FTSE International Limited (“FTSE”) on or about August 24, 2026, whereby FTSE will provide each of the Sponsor, the Trust, and their affiliates a non-exclusive, non-transferable, non-sub-licensable, worldwide license to access, view and use FTSE index data to develop, create, calculate, settle, maintain or support and market the Trust. Accordingly, the change in pricing benchmark provider is not expected to have a material impact on the Trust's net asset value, the fair value measurement of the Trust's SUI, or the Trust's results of operations, and does not represent a change in accounting principle. The change will be applied prospectively from the date the successor benchmark becomes effective.

The Trust is an “emerging growth company” as that term is used in the Securities Act, and, as such, the Trust may elect to comply with certain reduced public company reporting requirements.

Pursuant to a subscription agreement, on November 18, 2025, the Sui Foundation, a Cayman Islands foundation company, purchased from the Trust 1,000,000 (500,000 Shares as retroactively adjusted for the Share Split) Shares for an aggregate purchase price of 10,000,000 SUI tokens.

On February 22, 2026, the Sponsor approved a two (2) -for- one (1) reverse share split (the “Share Split”) of all of the Trust’s outstanding Shares. In connection with the Share Split, every two Shares that were held by the Trust’s beneficial owners were automatically converted into one Share.

On February 23, 2026, the Sponsor, in its capacity as seed capital investor (the “Seed Capital Investor”), subject to conditions, purchased 20,000 Shares (the “Seed Creation Baskets”) at a per-Share price of $17.43. Total proceeds to the Trust from the sale of the Seed Creation Baskets were $348,574. Delivery of the Seed Creation Baskets was made on February 24, 2026. On February 24, the Trust purchased SUI with the proceeds of the Seed Creation Baskets by transacting with a designated third party, who may be an Authorized Participant or an affiliate of an Authorized Participant, and with whom the Sponsor has entered into an agreement on behalf of the Trust (each such third party, a “SUI Counterparty”) to acquire SUI on behalf of the Trust in exchange for cash provided by the Sponsor in its capacity as Seed Capital Investor. All SUI acquired in connection with the Seed Creation Baskets is held by one or more of the SUI Custodians.

On March 4, 2026, the Seed Creation Baskets, comprising 20,000 Shares, purchased by the Sponsor on February 23, 2026, were redeemed.

The statement of assets and liabilities and schedule of investment on June 30, 2026, and the statements of operations and changes in net assets for the three months ended June 30, 2026 and for the period from November 18, 2025 (date of initial seeding) through June 30, 2026, have been prepared on behalf of the Trust and are unaudited. In the opinion of management of the Sponsor of the Trust, all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position and results of operations for the three months ended June 30, 2026 and for the period from November 18, 2025 (date of initial seeding) through June 30, 2026, and for all interim periods presented have been made. In addition, interim period results are not necessarily indicative of results for a full-year period.

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

As an investment company for accounting purposes, the Trust is exempt from the requirement to present a statement of cash flows pursuant to ASC Topic 230, Statement of Cash Flows. Accordingly, a statement of cash flows has not been presented.

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

The following table presents information about the Trust’s assets measured at fair value as of June 30, 2026 (Unaudited):

	Amount at	Fair Value Measurement Using
	Fair Value	Level 1	Level 2	Level 3
June 30, 2026* (Unaudited)
Assets
Investment in SUI	$12,638,703	$12,638,703	$–	$–

*	No comparative statement has been provided as this is the first fiscal year of the Trust’s operations.

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

The Trust recognizes staking rewards as revenue in accordance with ASC Topic 606, Revenue from Contracts with Customers (“ASC 606”). Under the staking arrangements, the validator (e.g., the Custodian or other staking provider) is considered the customer, as it receives access to the Trust’s staking capacity (i.e., the delegation of SUI), which represents the Trust’s performance obligation. In exchange, the Trust is entitled to staking rewards generated by the Sui protocol, net of validator fees. Staking rewards represent variable consideration, as the amount of rewards is not known until the applicable validation activities are completed, and the Trust receives rewards in its custodial account. The contract term is the length of each staking epoch. Staking rewards are recognized as revenue when the Trust satisfies its performance obligations. Staking rewards are received in SUI, which represents non-cash consideration. Non-cash consideration is measured at fair value at the inception of each contract, in accordance with ASC 606.

Temporary lock-up periods or transfer restrictions from staking could limit the Trust’s ability to meet redemptions. For the three months ended June 30, 2026, the Trust staked an average of 95.74% of its SUI holdings on a daily basis. For the period from February 24, 2026 (commencement of investment operations) through June 30, 2026, the Trust staked an average of 94.06% of its SUI holdings on a daily basis. As of June 30, 2026, the Trust had staked 94.75% of its SUI holdings. The staked percentage as of any particular date, including at the end of a reporting period, may differ from the quarterly average.

The Sponsor Fee payable is settled in SUI. The liability is remeasured at each reporting date by reference to the fair value of the SUI required to settle it, with the effect of remeasurement recognized in net change in unrealized appreciation (depreciation) on the Sponsor Fee payable. On settlement, the difference between the carrying amount of the liability and the cost basis of the SUI delivered is recognized in net realized gain (loss) on in-kind liabilities paid.

Distributions to Shareholders

The Trust pays cash distributions to Shareholders at least quarterly. Distributions are funded from staking rewards earned on the Trust’s SUI holdings. Staking Rewards are recognized as income by the Trust on a daily basis as they accrue and are reflected in the Trust’s NAV prior to distribution.

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

During the three months ended June 30, 2026, the Trust made cash distributions to shareholders derived from a portion of the SUI received as Staking Rewards from the Trust’s Staking Activities, including $38,057.46, or $0.048174 per Share, on May 14, 2026 and $15,043.21, or $0.016531 per Share on June 29, 2026, for aggregate distributions of $53,100.67 or $0.064705 per Share. The distributions reduced the Trust’s SUI holdings through the sale of SUI to generate cash.

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

The Sponsor has reviewed the tax positions as of June 30, 2026, and has determined that no provision for income tax is required in the Trust’s financial statements.

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

3.	Fair Value of SUI

The following represents the changes in quantity of SUI and the fair value during the three months ended June 30, 2026 (Unaudited):

	Quantity of SUI	Fair Value
Beginning balance as of April 1, 2026	17,213,810.1127	$15,093,069
SUI purchased for cash contributions	3,400,181.2116	3,074,260
SUI rewards received (net of Staking Provider Consideration)	51,506.7574	46,205
SUI sold for cash redemptions	(2,402,371.4820)	(2,113,025)
SUI sold to pay expenses	(24,876.8434)	(20,862)
SUI sold for distributions	(53,065.5418)	(53,101)
Net realized loss on investment in SUI sold to pay Sponsor Fee	–	(7,436)
Net realized loss on investment in SUI sold for redemptions	–	(1,160,477)
Net realized loss on investment in SUI sold for distributions	–	(16,498)
Net change in unrealized depreciation on investment in SUI	–	(2,203,432)
Ending balance as of June 30, 2026*	18,185,184.2145	$12,638,703

The following represents the changes in quantity of SUI and the fair value during the period from November 18, 2025 (date of initial seeding) through June 30, 2026 (Unaudited):

	Quantity of SUI	Fair Value
Beginning balance as of November 18, 2025 (date of initial seeding)	–	$–
SUI purchased for cash contributions	20,999,928.3089	27,171,163
SUI rewards received (net of Staking Provider Consideration)	75,017.4390	68,696
SUI sold for cash redemptions	(2,802,341.9465)	(2,504,716)
SUI sold to pay expenses	(34,354.0451)	(29,576)
SUI sold for distributions	(53,065.5418)	(53,101)
Net realized loss on investment in SUI sold to pay Sponsor Fee	–	(9,266)
Net realized loss on investment in SUI sold for redemptions	–	(1,419,555)
Net realized loss on investment in SUI sold for distributions	–	(16,498)
Net change in unrealized depreciation on investment in SUI	–	(10,568,444)
Ending balance as of June 30, 2026*	18,185,184.2145	$12,638,703

*	No comparative information has been provided as this is the first fiscal year of the Trust’s operations.

4.	Trust Expenses

The Trust pays the unitary Sponsor fee of 0.30% of the Trust’s NAV (the “Sponsor Fee”). The Sponsor Fee is paid by the Trust to the Sponsor as compensation for services performed under the Trust Agreement.

The Sponsor Fee accrues daily and is payable in SUI weekly in arrears. The Administrator calculates the Sponsor Fee on a daily basis by applying an annualized rate to the Trust’s NAV, and the amount of SUI payable in respect of each daily accrual is determined by reference to the Pricing Benchmark. The Sponsor has agreed to pay all operating expenses (except for litigation expenses and other extraordinary expenses) out of the Sponsor Fee. The Trust incurred Sponsor Fee for the three months ended June 30, 2026 and for the period from November 18, 2025 (date of initial seeding) through June 30, 2026, of $11,228 and $15,298, respectively. The accrued liability as of June 30, 2026, was $845.

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

In consideration for the Sponsor’s facilitation of staking, the Trust pays 25% of the staking rewards generated by the Trust’s Staking Activities after deduction of the Staking Provider Consideration to the Sponsor (“Staking Fee”). The Staking Fee is accrued in SUI and converted to U.S. Dollars by reference to the Pricing Benchmark and is payable in SUI weekly in arrears. The Trust incurred Staking Fee for the three months ended June 30, 2026 and for the period from November 18, 2025 (date of initial seeding) through June 30, 2026, of $11,551 and $17,174, respectively.

To the extent that the Sponsor does not voluntarily assume expenses, they will be the responsibility of the Trust. The Sponsor also pays the costs of the Trust’s organization and offering. The Trust is not obligated to repay any such costs related to the Trust’s organization and offering paid by the Sponsor.

5.	Creation and Redemption of Shares

The Trust creates and redeems Shares on a continuous basis but only in blocks consisting of 10,000 Shares (“Creation Baskets”) or multiples thereof at the NAV on the date of the creation or redemption. Only Authorized Participants, which are registered broker-dealers who have entered into written agreements with the Sponsor and the Administrator, can place orders.

Authorized Participants may purchase Shares in cash by depositing cash in the Trust’s account with the Cash Custodian. This will cause the Sponsor, on behalf of the Trust, to automatically instruct a SUI Counterparty to (i) purchase the amount of SUI equivalent in value to the cash deposit amount associated with the order and (ii) deposit the resulting SUI amount in the Trust’s accounts with the Custodians, resulting in the Transfer Agent crediting the applicable amount of Shares to an Authorized Participant. Authorized Participants may also purchase Shares in-kind. To purchase Shares in-kind, an Authorized Participant delivers, or arranges for the delivery by such Authorized Participant’s designee of, SUI to the Trust’s accounts with a SUI Custodian in exchange for Shares.

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

On November 18, 2025, pursuant to a subscription agreement, the Trust sold to the Sui Foundation 1,000,000 (500,000 Shares as retroactively adjusted for the Share Split) Shares for an aggregate purchase price of 10,000,000 SUI tokens (such date, the “Sui Foundation Closing”). For a period of one year from the earlier of (i) the Sui Foundation Closing and (ii) the date that the registration statement of which this report forms part of is declared effective by the SEC (such period, the “Lock-Up Period”), the Sui Foundation has agreed that it shall not, without the prior written consent of the Sponsor, sell, transfer, assign, pledge, hypothecate or otherwise dispose of any of the Shares it holds, nor will the Sui Foundation seek to have the Trust or the Sponsor redeem its Shares during the Lock-Up Period. Following expiration of the Lock-Up Period, the Sui Foundation may, to the extent permitted by applicable laws, be permitted to redeem Shares in accordance with the Trust Agreement.

	Three Months Ended June 30, 2026*	November 18, 2025 (date of initial seeding) through June 30, 2026*
	(Unaudited)	(Unaudited)
Activity in Capital Shares:
Shares issued	170,000	1,050,000	#
Shares redeemed	(120,000)	(140,000	)#
Net change in Capital Shares	50,000	910,000	#

*	No comparative statement has been provided as this is the first fiscal year of the Trust’s operations.

#	On February 22, 2026, the Share Split occurred. Historical shares outstanding and NAV per share have been adjusted to reflect the Share Split on a retroactive basis.

	Three Months Ended June 30, 2026*	November 18, 2025 (date of initial seeding) through June 30, 2026*
	(Unaudited)	(Unaudited)
Activity in Capital Transactions:
Contributions for Shares issued	$3,074,260	$27,171,163
Distributions for Shares redeemed	(2,113,025)	(2,504,716)
Net change in Capital Transactions	$961,235	$24,666,447

*	No comparative statement has been provided as this is the first fiscal year of the Trust’s operations.

SUI purchased payable represents the quantity of SUI purchased for the creation of Shares or Staking Rewards where the SUI has not yet settled. Generally, SUI is transferred within two Business Days of the trade date.

June 30, 2026*
(Unaudited)
SUI purchased payable	$–

SUI sold receivable represents the quantity of SUI sold for the redemption of Shares where the SUI has not yet been settled. Generally, SUI is transferred within two Business Days of the trade date.

June 30, 2026*
(Unaudited)
SUI sold receivable	$–

*	No comparative statement has been provided as this is the first fiscal year of the Trust’s operations.

6.	Related Parties

The Sponsor is a related party to the Trust. The Trust’s operations are supported by its Sponsor, who is in turn supported by its parent company and affiliated companies and external service providers.

On February 23, 2026, the Sponsor, in its capacity as the Seed Capital Investor, subject to conditions, purchased the Seed Creation Baskets comprising 20,000 Shares at a per-Share price of $17.43. Total proceeds to the Trust from the sale of the Seed Creation Baskets were $348,574. Delivery of the Seed Creation Baskets was made on February 24, 2026. These Seed Creation Baskets were redeemed for cash on March 4, 2026.

As of June 30, 2026, the Sponsor did not own any Shares of the Trust.

The Sponsor arranged for the creation of the Trust and is responsible for the ongoing registration of the Shares for their public offering in the United States and the listing of Shares on the Exchange.

7.	Financial Highlights*

Per Share Performance (for a Share outstanding throughout each period presented)	Three Months Ended June 30, 2026*	November 18, 2025 (date of initial seeding) through June 30, 2026*
	(Unaudited)	(Unaudited)

Net asset value per Share, beginning of period	$17.55	$33.72	**
Net investment income (loss)(1)	0.03	0.04
Net realized and change in unrealized gain (loss)(2)	(3.63)	(19.81)
Net decrease in net assets from operations	(3.60)	(19.77)

Less distributions from:
Net investment income	(0.06)	(0.06)
Total distributions	(0.06)	(0.06)

Net asset value per Share, end of period	$13.89	$13.89

Total return, at net asset value(3)	(20.60)%	(58.68)%

Ratio to average net assets(4)
Net investment income	0.63%	0.41	%(5)
Gross expenses	0.61%	0.37	%(5)
Net expenses	0.61%	0.37	%(5)

*	No comparative statement has been provided as this is the first fiscal year of the Trust’s operations.

**	Represents the NAV per Share on November 18, 2025, date of initial seeding. On February 22, 2026, the Share Split occurred. Historical Shares outstanding and NAV per share have been adjusted to reflect the Share Split on a retroactive basis.

(1)	Calculated using average Shares outstanding method.

(2)	The amount shown for a Share outstanding throughout the period may not agree with the change in the aggregate gains and losses for such period because of the timing of sales and repurchases of the Trust’s Shares in relation to fluctuating market value for the Trust.

(3)	Total return is calculated based on the change in the value during the period and is not annualized. An individual shareholder’s total return and ratio may vary from the above total returns and ratios based on the timing of contributions to and withdrawals from the Trust.

(4)	Annualized.

(5)	Calculated based on average net assets starting on November 18, 2025, date of initial seeding.

8.	Commitments and Contingent Liabilities

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

The Trust has evaluated all subsequent events and transactions for potential recognition or disclosure through the issuance of the financial statements and has noted no events requiring adjustment or additional disclosure in the financial statements.

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

Organization and Trust Overview

The 21Shares Sui ETF (the “Trust”) is a Delaware statutory trust, formed on January 7, 2025, pursuant to the DSTA. The Trust operates pursuant to the Trust Agreement. The Trust was initially registered with the name of Jura Pentium Trust 5. The Trust changed its name from Jura Pentium Trust 5 to 21Shares Sui ETF on April 23, 2025. The Trust is not registered as an investment company under the 1940 Act and is not a commodity pool for purposes of the Commodity Exchange Act. The Trust is managed and controlled by the Sponsor. The Sponsor is a limited liability company formed in the state of Delaware on June 16, 2021, and is a wholly owned subsidiary of 21co Holdings Limited. The ultimate parent company of 21co Holdings Limited is FalconX. The Sponsor is not subject to regulation by the Commodity Futures Trading Commission as a commodity pool operator with respect to the Trust, or a commodity trading advisor with respect to the Trust. The Trust is an exchange-traded fund that issues common shares of beneficial interest representing fractional undivided beneficial interests in its net assets that trade on the Exchange. The Shares are listed for trading on the Exchange under the ticker symbol “TSUI”.

The Trust’s investment objective is to seek to track the performance of SUI, as measured by the performance of the CME CF Sui - Dollar Reference Rate—New York Variant (the “Pricing Benchmark”), adjusted for the Trust’s expenses and other liabilities, and to reflect rewards from staking a portion of the Trust’s SUI, to the extent the Sponsor in its sole discretion determines that the Trust may do so without undue legal or regulatory risk, such as, without limitation, the risk of jeopardizing the Trust’s ability to qualify as a grantor trust for U.S. Federal income tax purposes. In seeking to achieve its investment objective, the Trust holds SUI and the Administrator values the Shares daily as of 4:00 p.m. ET based on the Pricing Benchmark. On June 30, 2026, the Sponsor provided notice to the Pricing Benchmark Provider of the termination, effective August 31, 2026, of the licensing agreement between the Sponsor and the Pricing Benchmark Provider relating to the use of the Pricing Benchmark. The Sponsor intends to enter into a licensing agreement with FTSE on or about August 24, 2026, whereby FTSE will provide each of the Sponsor, the Trust, and their affiliates a non-exclusive, non-transferable, non-sub-licensable, worldwide license to access, view and use FTSE index data to develop, create, calculate, settle, maintain or support and market the Trust. Accordingly, the change in pricing benchmark provider is not expected to have a material impact on the Trust's net asset value, the fair value measurement of the Trust's SUI, or the Trust's results of operations, and does not represent a change in accounting principle. The change will be applied prospectively from the date the successor benchmark becomes effective.

Pursuant to a subscription agreement, on November 18, 2025, the Sui Foundation, a Cayman Islands foundation company, purchased from the Trust 1,000,000 (500,000 Shares as retroactively adjusted for the Share Split) Shares for an aggregate purchase price of 10,000,000 SUI tokens.

On February 23, 2026, the Seed Capital Investor, subject to conditions, purchased the Seed Creation Baskets. Total proceeds to the Trust from the sale of the Seed Creation Baskets were $348,574. Delivery of the Seed Creation Baskets was made on February 24, 2026. These Seed Creation Baskets were redeemed for cash on March 4, 2026.

The Trust issues Shares only in Creation Baskets of 10,000 or multiples thereof. Creation Baskets are issued and redeemed in exchange for cash or in-kind for SUI. Individual Shares will not be redeemed by the Trust but are listed and traded on the Exchange under the ticker symbol “TSUI.” The Trust issues Shares in Creation Baskets on a continuous basis at the applicable NAV per Share on the creation order date.

The Trust pays the unitary Sponsor fee of 0.30% of the Trust’s NAV (the “Sponsor Fee”). The Sponsor Fee is paid by the Trust to the Sponsor as compensation for services performed under the Trust Agreement. The Trust incurred Sponsor Fee for the three months ended June 30, 2026 and the period from November 18, 2025 (date of initial seeding) through June 30, 2026 of $11,228 and $15,298, respectively. The Sponsor Fee accrues daily and is payable in SUI weekly in arrears. The Administrator calculates the Sponsor Fee on a daily basis by applying an annualized rate to the Trust’s NAV, and the amount of SUI payable in respect of each daily accrual is determined by reference to the Pricing Benchmark. The Sponsor has agreed to pay all operating expenses (except for litigation expenses and other extraordinary expenses) out of the Sponsor Fee.

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

The rewards owed or paid to the Staking Services Provider reduce the amount of SUI rewards that are generated from the Trust’s Staking Activities that are available in the assets of the Trust. Each Staking Services Provider that generates staking rewards is entitled to compensation determined as a portion of the staking rewards, which is generally determined by a low single-digit percentage of the overall rewards amount (the “Staking Provider Consideration”). The Staking Provider Consideration is paid directly to the Staking Services Provider from the staking rewards or indirectly through the Custodians’ own accounts. The Trust pays 25% of the staking rewards generated by the Trust’s Staking Activities after deduction of the Staking Provider Consideration to the Sponsor, and retains the remainder.

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

Calculation of NAV and NAV per Share

The NAV of the Trust is used by the Trust in its day-to-day operations to measure the net value of the Trust’s assets. The NAV is calculated on each Business Day and is equal to the aggregate value of the Trust’s assets less its liabilities based on the Pricing Benchmark price. In determining the NAV of the Trust on any Business Day, the Administrator calculates the price of the SUI held by the Trust as of 4:00 p.m. ET on such day. The Administrator also calculates the “NAV per Share” of the Trust, which equals the NAV of the Trust divided by the number of outstanding Shares.

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

NAV and NAV per Share are not measures calculated in accordance with GAAP and are not intended as substitutes for Principal Market NAV and Principal Market NAV per Share, respectively.

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

Results of Operations

For the Three Months Ended June 30, 2026*

The Trust’s NAV decreased from $15,092,444 on March 31, 2026 to $12,637,858 on June 30, 2026, a decrease of 16.26%. The decrease resulted primarily from a 20.45% decline in the price of SUI, which fell from $0.88 on March 31, 2026 to $0.70 on June 30, 2026, partially offset by a net increase in Shares outstanding from 860,000 on March 31, 2026 to 910,000 on June 30, 2026, reflecting 170,000 Shares (17 Creation Baskets) created and 120,000 Shares (12 Creation Baskets) redeemed during the quarter. The Trust had 94.75% of its SUI holdings staked as of June 30, 2026, with an average of 95.74% staked on a daily basis during the quarter.

Net decrease in net assets resulting from operations for the three months ended June 30, 2026 was $(3,362,720), consisting of a net change in unrealized depreciation on investment in SUI of $(2,203,432), a net realized loss of $(1,160,477) on SUI sold for the redemption of Shares, a net realized loss of $(7,436) on SUI sold to pay the Sponsor Fee, and a net realized loss of $(16,498) on SUI sold for distributions, partially offset by net investment income of $23,426, a net realized gain of $81 on in-kind liabilities paid, and a net change in unrealized appreciation on the Sponsor Fee payable of $1,616. Net investment income comprised Staking Rewards of $46,205, less the Sponsor Fee of $11,228 and the Staking Fee of $11,551. In addition to net assets resulting from operations, the Trust paid total staking income distributions of $53,101 ($0.048174 per Share on May 14, 2026 and $0.016531 per Share on June 29, 2026) to Shareholders during the quarter. Except for the Sponsor Fee and the Staking Fee, the Trust had no other expenses during the three months ended June 30, 2026.

*	No comparative statement has been provided as this is the first fiscal year of the Trust’s operations.

For the period from November 18, 2025 (date of initial seeding) through June 30, 2026*

The Trust commenced operations on November 18, 2025 when the Sui Foundation, a Cayman Islands foundation company, purchased 500,000 Shares (as retroactively adjusted to reflect the 2-for-1 reverse share split effective February 22, 2026) for an aggregate purchase price of 10,000,000 SUI tokens at a NAV per Share of $33.72. The price of SUI declined 58.58% from $1.69 on November 18, 2025 to $0.70 on June 30, 2026, resulting in a NAV per Share decrease from $33.72 to $13.89, a decline of 58.81%.

Net decrease in net assets resulting from operations for the period was $(11,975,488), resulting from a net change in unrealized depreciation on investment in SUI of $(10,568,444), a net realized loss of $(1,419,555) from SUI sold for redemptions, a net realized loss of $(9,266) from SUI sold to pay the Sponsor Fee, and a net realized loss of $(16,498) from SUI sold for distributions, partially offset by net investment income of $36,224, a net realized gain of $140 on in-kind liabilities paid, and a net change in unrealized appreciation on Sponsor Fee payable of $1,911. Net investment income comprised Staking Rewards of $68,696, less the Sponsor Fee of $15,298 and the Staking Fee of $17,174. Except for the Sponsor Fee and Staking Fee, the Trust had no other expenses during the period.

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

The Sponsor is not required to pay any extraordinary or non-routine expenses. Extraordinary expenses are fees and expenses which are unexpected or unusual in nature, such as legal claims and liabilities and litigation costs or indemnification or other unanticipated expenses. Extraordinary fees and expenses also include material expenses which are not currently anticipated obligations of the Trust. The Trust will be responsible for the payment of such expenses to the extent any such expenses are incurred. Routine operational, administrative, and other ordinary expenses are not deemed extraordinary expenses. The Trust will sell SUI on an as-needed basis to pay the Sponsor Fee and the Staking Fee.

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

Changes in Internal Control over Financial Reporting

During the quarter ended June 30, 2026, there have been no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15(d)-15(f) promulgated under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION:

Item 1. Legal Proceedings

From time to time, the Trust may be a party to certain legal proceedings in the ordinary course of business. As of June 30, 2026, the Trust was not subject to any material legal proceedings, nor, to our knowledge, are any material legal proceedings threatened against the Trust.

Item 1A. Risk Factors

There have been no material changes to the Risk Factors last reported under “Part II, Item 1A. Risk Factors” of the Trust’s Quarterly Report on Form 10-Q for the period ended March 31, 2026.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

a)	None.

b)	Not applicable.

c)	The Trust does not purchase Shares directly from its Shareholders. In connection with its redemption of Creation Baskets held by Authorized Participants, the Trust redeemed 12 Creation Baskets (comprising 120,000 Shares) during the quarter ended June 30, 2026. The following table summarizes the redemptions of Shares by Authorized Participants during the period:

Period	Total Shares Redeemed	Average Price Per Share	Maximum number of shares that may yet be purchased
April 1, 2026 – April 30, 2026	120,000	$17.61	N/A
May 1, 2026 – May 31, 2026	–	$–	N/A
June 1, 2026 – June 30, 2026	–	$–	N/A

Market Information

The Shares are listed on the Exchange under the symbol “TSUI” and have been listed since February 24, 2026.

Holders

As of June 30, 2026, there was approximately one DTC participating shareholder of record of the Trust. Because most of the Trust’s Shares are held by brokers and other institutions on behalf of shareholders, we are unable to estimate the total number of shareholders represented by these record holders.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

No officers or directors of the Sponsor have adopted, modified or terminated trading plans under either a Rule 10b5-1 or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act) for the quarter ended June 30, 2026.

Item 6. Exhibits.

Listed below are the exhibits, which are filed as part of this quarterly report on Form 10-Q (according to the number assigned to them in Item 601 of Regulation S-K):

Exhibit Number	Description of Document
3.1(2)	Trust Agreement.
3.2(3)	Amended and Restated Trust Agreement.
3.3(2)	Certificate of Trust.
3.4(2)	Certificate of Amendment to Certificate of Trust.
31.1(1)	Certification by Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2(1)	Certification by Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1(1)	Certification by Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2(1)	Certification by Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

(1)	Filed herewith.

(2)	Incorporated by reference to the Trust’s Amendment No. 3 to Registration Statement on Form S-1, filed on January 30, 2026

(3)	Incorporated by reference to the Trust’s Quarterly Report on Form 10-Q, filed on May 15, 2026.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

21Shares Sui ETF

By: 21Shares US LLC, its Sponsor

By:	/s/ Russell Barlow
Russell Barlow
Chief Executive Officer
(Principal Executive Officer)

Date: August 12, 2026

By:	/s/ Duncan Moir
Duncan Moir
President (Principal Financial Officer and Principal Accounting Officer)

Date: August 12, 2026